Form 10-K
period 2005-12-31
Sequoia Mortgage Trust 2005-4
filed 2006-03-30
CIK 1340244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-118832-09
SEQUOIA RESIDENTIAL FUNDING, INC. (as Depositor under the Pooling and Servicing Agreement, dated September 1, 2005, providing for the issuance of the Sequoia Mortgage Trust 2005-4, Mortgage Pass-Through Certificates)
SEQUOIA RESIDENTIAL FUNDING, INC.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2170972 (I.R.S. employer identification no.)

One Belvedere Place Suite 330 Mill Valley, CA (Address of principal executive offices)	94941 (Zip code)
(415) 389-7373
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)	None (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter:
Not Applicable
Documents incorporated by reference:
Not Applicable

SEQUOIA RESIDENTIAL FUNDING, INC.
SEQUOIA MORTGAGE TRUST 2005-4, MORTGAGE PASS-THROUGH CERTIFICATES
INDEX

Page
PART I	3
ITEM 1 - BUSINESS	3
ITEM 1A - RISK FACTORS
ITEM 1B - UNRESOLVED STAFF COMMENTS
ITEM 2 - PROPERTIES	3
ITEM 3 - LEGAL PROCEEDINGS	3
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	3

PART II	3
ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	3
ITEM 6 - SELECTED FINANCIAL DATA	3
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	4
ITEM 9A - CONTROLS AND PROCEDURES	4
ITEM 9B - OTHER INFORMATION	4

PART III	4
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	4
ITEM 11 - EXECUTIVE COMPENSATION	4
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	4
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	6

PART IV	6
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	6

SIGNATURES	9

CERTIFICATION	10

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT	11

INDEX TO EXHIBITS	11
EXHIBIT 31.1
EXHIBIT 99.2
EXHIBIT 99.5
EXHIBIT 99.11
EXHIBIT 99.12
EXHIBIT 99.13
EXHIBIT 99.14

PART I
ITEM 1 — BUSINESS
     Not Applicable.
ITEM 1A — RISK FACTORS
     Not Applicable.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     Not Applicable.
ITEM 2 — PROPERTIES
     Sequoia Residential Funding, Inc. (the “Depositor”) will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.
ITEM 3 — LEGAL PROCEEDINGS
     The Depositor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates, the Sequoia Mortgage 2005-4 Trust (the “Trust); the Pooling and Servicing Agreement; the Trustee; the Depositor; the Seller; the Master Servicer or the Servicers which relates to the Trust.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.
PART II

ITEM 5	—	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     To the best knowledge of the Depositor, there is no established public trading market for the Certificates.
     The Certificates issued by the Trust are held by the Depository Trust Company (“DTC”) which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2005, there were one (1) holder of the Class 1-A1 Certificates, one (1) holders of the Class 1-A2 Certificates, one (1) holder of the Class 1-XA Certificates, one (1) holder of the Class 1-XB Certificates, one (1) holder of the Class 1-B1 Certificates, one (1) holder of the Class 1-B2 Certificates, one (1) holder of the Class 1-B3 Certificates, ten (10) holders of the Class 2-A1 Certificates, five (5) holders of the Class 2-A2 Certificates, one (1) holder of the Class 2-B1 Certificates, one (1) holder of the Class 2-B2 Certificates, and one (1) holder of the Class 2-B3 Certificates.
ITEM 6 — SELECTED FINANCIAL DATA
     Not Applicable.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Not Applicable.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
     Not Applicable.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.
ITEM 9A — CONTROLS AND PROCEDURES
     Not Applicable.
ITEM 9B — OTHER INFORMATION
     Not Applicable.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Not Applicable.
ITEM 11 — EXECUTIVE COMPENSATION
     Not Applicable.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The Depositor is a Delaware corporation and indirect wholly-owned subsidiary of Redwood Trust, Inc. The Trust is a grantor trust established under the Pooling and Servicing Agreement.
     The following table sets forth (i) the identification of each entity owning more than 5% of the outstanding principal amount of each class of the Pass-Through Certificates; (ii) the principal amount of each class of the Pass-Through Certificates owned by each and (iii) the percent that the principal amount of each class of the Pass-Through Certificates owned by such entity represents of the outstanding principal amount of such class of Pass-Through Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.
Class 1-A1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANK OF NY	$133,459,000	100.00%
Class 1-A2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
JPM/CCS2	$14,829,000	100.00%

Class 1-XA

Identification	Principal Amount Owned	Percentage of Outstanding Amount
CITIBANK	$148,288,000	100.00%
Class 1-XB

Identification	Principal Amount Owned	Percentage of Outstanding Amount
CITIBANK	$3,488,000	100.00%
Class 1-B1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
JPM/CCS2	$2,093,000	100.00%
Class 1-B2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
JPM/CCS2	$1,395,000	100.00%
Class 1-B3

Identification	Principal Amount Owned	Percentage of Outstanding Amount
CITIBANK	$1,706,000	100.00%
Class 2-A1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
SSB&T CO	$126,596,000	79.07%
NRTHRN TR	$12,300,000	7.68%
Class 2-A2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANK OF NY	$750,000	7.3%
NRTHRN TR	$7,444,000	72.50%
CITIBANK	$1,055,000	10.27%
SSB&T	$879,000	8.56%
Class 2-B1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANC OF AMERICA	$1,740,000	100.00%

Class 2-B2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANC OF AMERICA	$696,000	100.00%
Class 2-B3

Identification	Principal Amount Owned	Percentage of Outstanding Amount
LASALLE BK	$348,000	100.00%
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Not Applicable.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this report:
1.	Financial Statements:
Not applicable.
2.	Financial Statement Schedules:
Not applicable.
3.	Exhibits:

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Credit Corporation (formerly known as Morgan Stanley Dean Witter Credit Corporation), dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

Exhibit No.	Description
99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, PHH Mortgage Corporation (formerly Cendant Mortgage Corporation) (“PHH”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and PHH, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/PHH Servicing Agreement”).

99.6***	Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/PHH Servicing Agreement.

99.7***	Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8***	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the “RWT/GMAC Servicing Agreement”).

99.10*	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11	Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the “RWT/Countrywide Servicing Agreement”).

99.12	Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.

99.13	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Master Seller’s Warranties and Servicing Agreement dated as of March 1, 2005, between Bank of America, National Association (“Bank of America”) and Wells Fargo Bank, N.A. (“Wells Fargo”), as modified by an Assignment Assumption and Recognition Agreement dated September 29, 2005 among Bank of America, Wells Fargo and RWT and as modified by the related Acknowledgements (the “Wells Fargo Servicing Agreement”).

Exhibit No.	Description
99.14	Report of Independent Accountant pursuant to Section 6.05 of the Wells Fargo Servicing Agreement.
(b)	Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

September 22, 2005	Report filing Collateral Term Sheet

September 29, 2005	Report filing Computational Materials

October 13, 2005	Report filing the Pooling and Servicing Agreement, the Tax Opinion, the Tobin & Tobin Opinion and the Underwriting Agreement

November 14, 2005	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 12, 2005	Trustee’s Monthly Report for the November Distribution to Certificateholders

December 27, 2005	Trustee’s Monthly Report for the December 20, 2005 Distribution to Certificateholders

February 10, 2006	Trustee’s Monthly Report for the January Distribution to Certificateholders

*	The document is not due to be delivered until March 31, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA RESIDENTIAL FUNDING, INC.

	By:	/s/ Harold F. Zagunis

	Name:	Harold F. Zagunis
	Title:	Chief Financial Officer and Secretary
Date: March 30, 2006.

CERTIFICATION
     I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:
     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;
     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;
     3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicers under the pooling and servicing agreement, for inclusion in these reports is included in these reports;
     4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicers have fulfilled their obligations in all material respects under the servicing agreements; and
     5. The reports disclose all significant deficiencies relating to the servicers’ compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.
     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Morgan Stanley Credit Corporation (formerly known as Morgan Stanley Dean Witter Credit Corporation), as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, PHH Mortgage Corporation (formerly Cendant Mortgage Corporation), as Servicer, Bank of America, N.A., as Servicer, GMAC Mortgage Corporation, as Servicer, Countrywide Home Loans Servicing LP, as Servicer, and Wells Fargo Bank, N.A. as Servicer.
Date: March 30, 2006
/s/ Harold F. Zagunis
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
     No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.
INDEX TO EXHIBITS
Item 15(C)

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1**	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing
Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Credit Corporation (formerly known as Morgan Stanley Dean Witter Credit Corporation), dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3*	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4*	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, PHH Mortgage Corporation (formerly Cendant Mortgage Corporation) (“PHH”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and PHH, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/PHH Servicing Agreement”).

99.6***	Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/PHH Servicing Agreement.

99.7***	Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8***	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9*	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the “RWT/GMAC Servicing Agreement”).

Exhibit No.	Description
99.10*	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11	Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the “RWT/Countrywide Servicing Agreement”).

99.12	Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.

99.13	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Master Seller’s Warranties and Servicing Agreement dated as of March 1, 2005, between Bank of America, National Association (“Bank of America”) and Wells Fargo Bank, N.A. (“Wells Fargo”), as modified by an Assignment Assumption and Recognition Agreement dated September 29, 2005 among Bank of America, Wells Fargo and RWT and as modified by the related Acknowledgements (the “Wells Fargo Servicing Agreement”).

99.14	Report of Independent Accountant pursuant to Section 6.05 of the Wells Fargo Servicing Agreement.

*	The document is not due to be delivered until March 31, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

**	The document is not due to be delivered until April 1, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

***	The document is not due to be delivered until April 15, 2006. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.